Form 10QSB
period 2000-06-30
CEDER GROVE MARKETING INC
filed 2001-02-20
CIK 1101359

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the quarterly period ended: June 30, 2000
                                    -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

    For the transition period from                to
                                    --------------  ----------------
            Commission file number           000-28615
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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2000 1,000,000


     Transitional Small Business  Disclosure Format (check one). Yes ; No X ----

                                     PART I


Item 1.  Financial Statements


                         INDEPENDENT ACCOUNTANT'S REPORT


Cedar Grove Marketing, Inc.
(A Development Stage Company)


     We have reviewed the accompanying balance sheets of Cedar Grove Marketing, Inc. (a development stage company) as of June 30, 2000 and September 30,1999, and the related statements of operations for the three and nine month periods ended June 30, 2000 and 1999, and the statement of cash flows for the nine months ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

                                            Respectfully submitted



                                            /s/ ROBISON, HILL & CO.
                                            Certified Public Accountants

Salt Lake City, Utah
February 13, 2001

                           CEDAR GROVE MARKETING, INC.
                           ---------------------------
                          (A Development Stage Company)
                                 BALANCE SHEETS



                                                         June 30,  September 30,
                                                            2000         1999
                                                           -------      -------
Assets: ..............................................     $  --        $  --
                                                           =======      =======

Liabilities - Accounts Payable .......................     $  --        $  --
                                                           -------      -------

Stockholders' Equity:
  Common Stock, Par value $.001
    Authorized 100,000,000 shares,
    Issued 1,000,000 Shares at June 30, 2000
    and September 30, 1999 ...........................       1,000        1,000
  Paid-In Capital ....................................         955           75
  Retained Deficit ...................................      (1,075)      (1,075)
  Deficit Accumulated During the
    Development Stage ................................        (880)        --
                                                           -------      -------
     Total Stockholders' Equity ......................        --           --
                                                           -------      -------

     Total Liabilities and
       Stockholders' Equity ..........................     $  --        $  --
                                                           =======      =======



















                 See accompanying notes and accountants' report.

                           CEDAR GROVE MARKETING, INC.
                           ---------------------------
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS



                                                                 Cumulative
                                                                  since October
                                                                  20, 1999
                                                                  Inception
            For the three months ended  For the nine months ended   of
                           June 30,               June 30,        development
                     -----------------------  -----------------
                        2000        1999         2000     1999    stage
                     -----------  ----------  ---------  ------  -------
Revenues: ...        $      --    $     --    $    --    $  --   $   --
Expenses: ...               --          --          880     --       880
                     -----------  ----------  ---------  ------  -------

     Net Loss        $      --    $     --    $    (880) $  --   $  (880)
                     ===========  ==========  =========  ======= =======

Basic &
Diluted loss
per share ...        $      --    $     --    $    --    $  --
                     ===========  ==========  =========  =======





















                 See accompanying notes and accountants' report.

                           CEDAR GROVE MARKETING, INC.
                           ---------------------------
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                                  Cumulative
                                                                 since October
                                                                   20, 1999
                                     For the nine months ended   Inception of
                                                    June 30,      Development
                                                 --------------
                                                  2000     1999     Stage
                                                 -------  -------   -----
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss ........................................$  (880) $  --     $(880)
Increase (Decrease) in Accounts Payable .........   --       --      --
                                                 -------  -------   -----
  Net Cash Used in operating activities .........   (880)    --      (880)
                                                 -------  -------   -----

CASH FLOWS FROM INVESTING
ACTIVITIES:
Net cash provided by investing activities .......   --       --      --
                                                 -------  -------   -----

CASH FLOWS FROM FINANCING
ACTIVITIES:
Capital contributed by shareholder ..............    880     --       880
                                                 -------  -------   -----
Net Cash Provided by
  Financing Activities ..........................    880     --       880
                                                 -------  -------   -----

Net (Decrease) Increase in
  Cash and Cash Equivalents .....................   --       --      --
Cash and Cash Equivalents
  at Beginning of Period ........................   --       --      --
                                                 -------  -------   -----
Cash and Cash Equivalents
  at End of Period ..............................$  --    $  --     $--
                                                 =======  =======   =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest ......................................$  --    $  --     $--
  Franchise and income taxes ....................$  --    $  --     $--

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING
ACTIVITIES: None


                 See accompanying notes and accountants' report.

                           CEDAR GROVE MARKETING, INC.
                           ---------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999

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

Interim Reporting

     The unaudited financial statements as of June 30, 2000 and for the three and nine month period then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

Organization and Basis of Presentation

     The Company was incorporated under the laws of the State of Wyoming on April 9, 1997. The Company ceased all operating activities during the period from April 9, 1997 to October 20, 1999 and was considered dormant. Since October 20, 1999, the Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company has no products or services as of June 30, 2000. The Company was organized as a vehicle to seek merger or acquisition candidates. The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

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

                           CEDAR GROVE MARKETING, INC.
                           ---------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made in 1999 financial statements to conform with the 2000 presentation.

Loss per Share

     The reconciliations of the numerators and denominators of the basic loss per share computations are as follows:


                                                        Per-Share
                               Income     Shares         Amount
                               ------     ------         ------
                             (Numerator) (Denominator)

                                 For the three months ended June 30, 2000
Basic Loss per Share
Loss to common shareholders   $        -     1,000,000   $          -
                              ==========  ============   ============

                                 For the nine months ended June 30, 2000
Basic Loss per Share
Loss to common shareholders   $     (880)    1,000,000   $          -
                              ==========  ============   ============

                                 For the three months ended June 30, 1999
Basic Loss per Share
Loss to common shareholders   $        -     1,000,000   $          -
                              ==========  ============   ============

                                 For the nine months ended June 30, 1999
Basic Loss per Share
Loss to common shareholders   $        -     1,000,000   $          -
                              ==========  ============   ============


     The effect of outstanding common stock equivalents would be anti-dilutive for June 30, 2000 and 1999 and are thus not considered.

                           CEDAR GROVE MARKETING, INC.
                           ---------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Continued)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(Continued)

Concentration of Credit Risk

     The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

NOTE 2 - INCOME TAXES

     As of June 30, 2000, the Company had a net operating loss carryforward for income tax reporting purposes of approximately $2,000 that may be offset against future taxable income through 2011. Current tax laws limit the amount of loss available to be offset against future taxable income when a substantial change in ownership occurs. Therefore, the amount available to offset future taxable income may be limited. No tax benefit has been reported in the financial statements, because the Company believes there is a 50% or greater chance the carryforwards will expire unused. Accordingly, the potential tax benefits of the loss carryforwards are offset by a valuation allowance of the same amount.

NOTE 3 - DEVELOPMENT STAGE COMPANY

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of June 30, 2000 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

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

                           CEDAR GROVE MARKETING, INC.
                           ---------------------------
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                FOR THE NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Continued)


NOTE 6 - SUBSEQUENT EVENTS

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

Results of Operations

     The Company had no sales or sales revenues for the three months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years.

     The Company had no costs of sales revenues for the three months ended June 30, 2000 or 1999 because it is a shell company that has not had any business operations for the past three years. The Company had no general and administrative expenses for the three month period ended June 30, 2000 or for the same period in 1999.

     The Company recorded net loss of $0 for the three months ended June 30, 2000 and 1999.

Capital Resources and Liquidity

     At June 30, 2000, the Company had total current assets of $0 and total assets of $0 as compared to $0 current assets and $0 total assets at September 30, 1999. The Company had a net working capital deficit of $0 at June 30, 2000 as compared to $0 at September 30, 1999.

     Net stockholders' deficit in the Company was $0 as of June 30, 2000 and $0 as of September 30, 1999.



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

     *  Incorporated   herein  by  reference  from  Registrant's  Form  10SB12G,
Registration Statement, dated December 22, 1999.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 13th day of February, 2001.

Cedar Grove Marketing, Inc.



/s/ Daniel L. Hodges
Daniel L. Hodges
President/CFO and Director

February 20, 2001